Form 10-K
period 1996-12-31
BANC ONE ABS CORP
filed 1997-03-31
CIK 1013866

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------


                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1996

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 333-3457

                       Banc One Auto Grantor Trust 1996-B
                       ----------------------------------
                    (Issuer with respect to the Certificates)

                            Banc One ABS Corporation
             (Exact name of registrant as specified in its charter)

                    Ohio                               31-1467431
                    ----                               ----------
       (State or other jurisdiction                 (I.R.S. employer
     of incorporation or organization)            identification no.)

       c/o Bank One, Arizona, N.A., as Servicer, 201 North Central Avenue,
       -------------------------------------------------------------------
                     Attn: Tom Lewis, Phoenix, Arizona 85004
                     ---------------------------------------

               (Address of principal executive offices, zip code)

Registrant's telephone number, including area code:   (602) 221-3704
                                                     ----------------
Securities Registered pursuant to Section 12(b) of the Act:     None
                                                              -------
Securities Registered pursuant to Section 12(g) of the Act:     None
                                                              -------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         The Registrant has no officer, director or beneficial owner of more than 10% of equity securities to whom Section 16(a) of the Act applies and consequently Item 405 of Regulation S-K does not apply.

         The Registrant does not have any voting stock, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

         No documents are incorporated by reference into this Form 10-K.




                             Exhibit Index on Page 8
                               Page 2 of 12 Pages.

This Annual Report on Form 10-K is filed in accordance with a no-action letter dated August 16, 1995 issued by the Office of Chief Counsel, Division of Corporation Finance of the Securities and Exchange Commission, to Bank One,Texas, N.A., as originator and servicer of Banc One Auto Trust 1995-A. Consistent with such no-action letter, certain items have been omitted from or modified in this Annual Report on Form 10-K.

                                     PART I
Item 1.           Business
                  --------
                  Omitted.

Item 2.           Properties
                  ----------

                  The property of Banc One Auto Grantor Trust 1996-B (the "Trust") consists of certain motor vehicle retail installment sale contracts secured by new or used automobiles, vans or light duty trucks. Information regarding the property of the Trust and the activities of Bank One, Arizona, N.A., as Servicer (the "Servicer"), during the year ended December 31, 1996 is contained in (i) the Annual Servicer Certificate filed as Exhibit 99.1 hereto and (ii) the Annual Statement prepared by the Servicer and filed as Exhibit 99.2 hereto.

Item 3.           Legal Proceedings
                  -----------------

                  Nothing to report.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  No matters were submitted to a vote of security holders during 1996.

                                     PART II


Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  -------------------------------------------------------------
                  Matters
                  -------

                  Investor Certificates are held and delivered in book-entry form through the facilities of the Depository Trust Company ("DTC"), a clearing agency registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. The Certificates are held by Cede & Co, the nominee of DTC.

                  The records of DTC indicate that, at December 31, 1996, there were: (i) forty-one (41) DTC Participants holding a position in the 6.55% Class A Asset Backed Certificates, Series 1996-B; and (ii) one (1) DTC Participant holding a position in the 6.70% Class B Asset Backed Certificates, Series 1996-B. There is no established public market in which the Certificates are traded.

Item 6.           Selected Financial Data.
                  ------------------------

                  Omitted.

Item 7.           Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

                  Omitted.

Item 8.           Financial Statements and Supplementary Data
                  -------------------------------------------

                  Omitted.

Item 9.           Changes in and Disagreements with Accountants on Accounting
                  -----------------------------------------------------------
                  and Financial Disclosure
                  ------------------------

                  None.

                                  PART III


Item 10.          Directors and Executive Officers of the Registrant
                  --------------------------------------------------

                  Omitted.

Item 11.          Executive Compensation
                  ----------------------

                  Omitted.

Item 12.          Security Ownership of Certain Beneficial Owners and Management
                  --------------------------------------------------------------

                  At December 31, 1996, the Certificates were registered in the name of Cede & Co., as nominee of DTC. The records of DTC indicate that, at December 31, 1996, there were eight (8) DTC Participants holding positions in excess of five (5) percent of the outstanding Certificates. Such persons are described in the table below:




                                                                    Amount and Nature of
                        Name and Address of                         Beneficial Ownership             Percent
Title of Class          Beneficial Owners                           $(000's)                         of Class
--------------          -----------------                           --------                         --------

6.55% Asset             Bank of New York                            $38,430                          13.10%
Backed                  925 Patterson Plank Road
Certificates,           Secaucus, NJ 07094
Series 1996-B
                        Bankers Trust Company                       $15,150                          5.16%
                        c/o BT Services Tennessee Inc.
                        Pension Trust Services
                        648 Grassmere Park Road.
                        Nashville, TN 37211

                        Boston Safe deposit & Trust Co.             $23,590                         8.04%
                        c/o Mellon Bank N.A.
                        Three Mellon Bank Center
                        Room 153-3015
                        Pittsburgh, PA 15259

                        Chase Manhattan Bank                        $59,020                         20.11%
                        One Chase Manhattan Plaza
                        3B-Proxy Department
                        New York, NY 10081

                        PNC National Association                    $26,250                         8.95%
                        1835 Market Street
                        11 Penn Center, 15th Floor
                        Philadelphia, PA 19103

                        SSB Custodian                               $54,820                         18.68%
                        Quincy Securities Processing
                        A5W P.O. Box 1631
                        Boston, MA 02105-1631

                        UBS Securities Inc./Union Bank               $20,670                        7.04%
                        of Switzerland, NY Branch
                        299 Park Avenue
                        New York, NY 10171-0026




6.70% Asset             Chase Manhattan Bank                        $12,228                         100.00%
Backed                  One Chase Manhattan Plaza
Certificates,           3B- Proxy Department
Series 1996-B           New York, NY 10081



Item 13.         Certain Relationships and Related Transactions
                 ----------------------------------------------

                 None.

                                     PART IV


Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K
                 ---------------------------------------------------------------

         (b)     REPORTS ON FORM 8-K

                 (i) Reports on Form 8-K pursuant to Item 5 thereof, containing the monthly statements and other information reflecting the Trust's activities:


                          DATED:                  FOR THE MONTHLY PERIODS ENDED:
                          ------                  ------------------------------

                          July 15, 1996           June 30, 1996
                          August 15, 1996         July 31, 1996
                          September 16, 1996      August 31, 1996
                          October 15, 1996        September 30, 1996
                          November 15, 1996       October 31, 1996
                          December 16, 1996       November 30, 1996
                          January 15, 1997        December 31, 1996


         (c)     EXHIBITS.  The following documents are filed as part of this
                 --------   Annual Report on Form 10-K.

                 99.1              Annual Servicer's Certificate

                 99.2              Annual Statement

                 99.3              Independent Accountants Report of
                                   Coopers & Lybrand L.L.P.
                                   on Management's Assertions

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 5, 1997

                                      Banc One Auto Grantor Trust 1996-B

                                      By: Bank One, Arizona, N.A., as Servicer,
                                          on behalf of the Trust

                                      By:      /s/ Tom Lewis
                                            -----------------

                                      Name:    Tom Lewis
                                            -----------------

                                      Title:   Vice President
                                            -----------------

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the Registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.

                                INDEX OF EXHIBITS


EXHIBIT                             DESCRIPTION                PAGE
-------                             -----------                ----

99.1              Annual Servicer's Certificate                9

99.2              Annual Statement                             10

99.3              Independent Accountants Report of            11 - 12
                  Coopers & Lybrand L.L.P. on Management's
                  Assertions