Form 10-K/A
period 1996-12-31
BANC ONE ABS CORP
filed 1997-09-30
CIK 1013866

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-K/A
                               (AMENDMENT NO. 1)

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 333-3457


                       Banc One Auto Grantor Trust 1996-B
                    -----------------------------------------
                    (Issuer with respect to the Certificates)


                            Banc One ABS Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Ohio                                            31-1467431
---------------------------------                        -------------------
  (State or other jurisdiction                            (I.R.S. employer
of incorporation or organization)                        identification no.)


       c/o Bank One, Arizona, N.A., as Servicer, 201 North Central Avenue,
                     Attn: Tom Lewis, Phoenix, Arizona 85004
       -------------------------------------------------------------------
               (Address of principal executive offices, zip code)


Registrant's telephone number, including area code:  (602) 221-3704

Securities Registered pursuant to Section 12(b) of the Act:     None

Securities Registered pursuant to Section 12(g) of the Act:     None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/    No / /

================================================================================

        The Registrant has no officer, director or beneficial owner of more than 10% of equity securities to whom Section 16(a) of the Act applies and consequently Item 405 of Regulation S-K does not apply.

        The Registrant does not have any voting stock, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

        No documents are incorporated by reference into this Form 10-K/A.




                             Exhibit Index on Page 4
                               Page 2 of 6 Pages.

     On August 25, 1997, Bank One, Arizona, N.A., as servicer (the "Servicer"), provided notice to Bankers Trust Company, as trustee (the "Trustee"), of the Servicer's discovery of errors in each of the determination date statements delivered to the Trustee during calendar year 1996. These errors affected, among other things, the reported amount of principal and interest collections received by Banc One Auto Grantor Trust 1996-B (the "Trust") during each of the relevant collection periods and the amounts actually distributed to certificateholders on the applicable distribution dates. The Trust's Current Report on Form 8-K filed August 29, 1997 contains additional information regarding the Servicer's discovery of errors in the determination date statements issued by the Trust as well as information regarding the net amounts due and owing to certificateholders as a result of the errors in such determination date statements.

     As a result of the errors described above, the annual statement originally filed as Exhibit 99.2 (the "Original Statement") to the Trust's Form 10-K for the year ended December 31, 1996 is inaccurate. This Amendment No. 1 on Form 10-K/A is being filed solely for the purpose of filing an amended and restated annual statement (the "Amended Statement") reflecting the Trust's activities for year ended December 31, 1996 in substitution for the Original Statement.

     Item 14(c) of Form 10-K is hereby amended in its entirety to read as follows:

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K
              ---------------------------------------------------------------

        (c) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K/A.

               99.1     Annual Servicer's Certificate*

               99.2     Annual Statement*

               99.3 Independent Accountants Report of Coopers & Lybrand L.L.P. on Management's Assertions*

               99.4     Amended and Restated Annual Statement


               -------------
               *Previously filed.

                                   SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  September 23, 1997

                                     Banc One Auto Grantor Trust 1996-B

                                     By:   Bank One, Arizona, N.A., as Servicer,
                                           on behalf of the Trust

                                     By:   /s/ Tom Lewis
                                           ------------------------------
                                           Name:    Tom Lewis
                                           Title:   Vice President