Form 10-K
period 1997-12-31
BANC ONE ABS CORP
filed 1998-03-30
CIK 1013866

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1997

                                       OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 333-3457

                       Banc One Auto Grantor Trust 1996-B
                    ----------------------------------------
                    (Issuer with respect to the Certificates)

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
                     Attn: Tom Lewis, Phoenix, Arizona 85004
       -------------------------------------------------------------------
               (Address of principal executive offices, zip code)

Registrant's telephone number, including area code:  (602) 221-3704
                                                     --------------
Securities Registered pursuant to Section 12(b) of the Act:     None
                                                                ----
Securities Registered pursuant to Section 12(g) of the Act:     None
                                                                ----
        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---


================================================================================

        The Issuer has no officer, director or beneficial owner of more than 10% of equity securities to whom Section 16(a) of the Act applies and consequently
Item 405 of Regulation S-K does not apply.

        The Issuer does not have any voting stock, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

        No documents are incorporated by reference into this Form 10-K.




                             Exhibit Index on Page 9

                              Page 2 of 26 pages.

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

                                     PART I
Item 1.        Business
               --------

               Omitted.

Item 2.        Properties
               ----------

               The property of Banc One Auto Grantor Trust 1996-B (the "Trust") consists of certain motor vehicle retail installment sale contracts secured by new or used automobiles, vans or light duty trucks. Information regarding the property of the Trust and the activities of Bank One, Arizona, N.A., as Servicer (the "Servicer"), during the year ended December 31, 1997 is contained in (i) the Annual Servicer's Certificate filed as Exhibit 99.1 hereto and (ii) the Annual Statement prepared by the Servicer and filed as Exhibit 99.2 hereto.

Item 3.        Legal Proceedings
               -----------------

               Nothing to report

Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

               No matters were submitted to a vote of security holders during 1997.


                                     PART II


Item 5.        Market for Registrant's Common Equity and Related Stockholder
               Matters
               -------------------------------------------------------------

               Investor Certificates are held and delivered in book-entry form through the facilities of the Depository Trust Company ("DTC"), a clearing agency registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. The Certificates are held by Cede & Co, the nominee of DTC.

               The records of DTC indicate that, at December 31, 1997, there were: (i) thirty (30) DTC Participants holding a position in the 6.55% Class A Asset Backed Certificates, Series 1996-B; and (ii) one (1) DTC Participant holding a position in the 6.70% Class B Asset Backed Certificates, Series 1996-B. There is no established public market in which the Certificates are traded.

Item 6.        Selected Financial Data
               -----------------------

               Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
               ---------------------------------------------------------------

               Omitted.

Item 8.        Financial Statements and Supplementary Data
               -------------------------------------------

               Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
               ---------------------------------------------------------------

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

               Omitted.

Item 11.       Executive Compensation
               ----------------------

               Omitted.

Item 12.       Security Ownership of Certain Beneficial Owners and Management
               --------------------------------------------------------------

               At December 31, 1997, the Certificates were registered in the name of Cede & Co., as nominee of DTC. The records of DTC indicate that, at December 31, 1997, there were eight (8) DTC Participants holding positions in excess of five (5) percent of any class of outstanding Certificates. Such persons are described in the table below:

                                                          Amount and Nature of
                   Name and Address of                    Beneficial Ownership      Percent
Title of           Beneficial Owners                      $(000's)                  of Class
--------------     -------------------                    --------------------      --------
6.55% Class A      Bank of New York (The)                       $35,530               12.11%
Asset Backed       925 Patterson Plank Road
Certificates       Secaucus, NJ 07094
Series 1996-B
                   Bankers Trust Company                        $14,770                5.03%
                   c/o BT Services Tennessee Inc.
                   648 Grassmere Park Road.
                   Nashville, TN 37211

                   Boston Safe Deposit and Trust Company        $19,380                6.60%
                   c/o Mellon Bank N.A.
                   Three Mellon Bank Center
                   Room 153-3015
                   Pittsburgh, PA 15259

                   Chase Manhattan Bank                        $105,605               35.99%
                   4 New York Plaza
                   Proxy Department, 13th Floor
                   New York, NY 10004

                   SSB - Bank Portfolio                         $41,270               14.06%
                   225 Franklin Street
                   Boston, MA  02110

                                                        Amount and Nature of
                   Name and Address of                  Beneficial Ownership      Percent
Title of           Beneficial Owners                    $(000's)                  of Class
--------------     -------------------                  --------------------      --------
                   SSB - Custodian                             $20,045               6.83%
                   Global Corp. Action Dept.
                   JAB5W
                   P.O. Box 1631
                   Boston, MA 02105-1631

                   UBS Securities Inc./Union Bank              $20,670               7.04%
                   of Switzerland, New York Branch
                   299 Park Avenue
                   New York, NY 10171-0026

6.70% Class B      Chase Manhattan Bank                        $12,228             100.00%
Asset Backed       4 New York Plaza
Certificates       Proxy Department, 13th Floor
Series 1996-B      New York, NY 10004



Item 13.       Certain Relationships and Related Transactions
               ----------------------------------------------
               None.

                                     PART IV


Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K
               ---------------------------------------------------------------

        (b)    Reports on Form 8-K
               -------------------

               (i) Reports on Form 8-K pursuant to Item 5 thereof, containing the monthly statements and other information reflecting the Trust's activities:


                       Dated:                  For the monthly periods ended:
                       ------                  ------------------------------

                       February 17, 1997       January 31, 1997
                       March 17, 1997          February 28, 1997
                       April 15, 1997          March 31, 1997
                       May 15, 1997            April 30, 1997
                       June 16, 1997           May 31, 1997
                       July 15, 1997           June 30, 1997
                       August 15, 1997         July 31, 1997
                       September 15, 1997      August 31, 1997
                       October 15, 1997        September 30, 1997
                       November 17, 1997       October 31, 1997
                       December 15, 1997       November 30, 1997
                       January 15, 1998        December 31, 1997

        (c) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

               99.1           Annual Servicer's Certificate

               99.2           Annual Statement

               99.3 Independent Accountants' Report of Coopers & Lybrand L.L.P. on Management's Assertions

                                    SIGNATURE


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 24, 1998
       --------------

                                   Banc One Auto Grantor Trust 1996-B

                                   By: Bank One, Arizona, N.A., as Servicer, on behalf of the Trust

                                   By:     /s/ Tom Lewis
                                           ----------------------
                                   Name:   Tom Lewis
                                   Title:  Vice President


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

                                INDEX OF EXHIBITS

Exhibit                       Description                                Page
-------                       -----------                                ----

99.1           Annual Servicer's Certificate                           10 - 23

99.2           Annual Statement                                             24

99.3           Independent Accountants' Report of                      25 - 26
               Coopers & Lybrand L.L.P. on Management's
               Assertions