Form 10-K/A
period 1997-12-31
BANC ONE ABS CORP
filed 1999-03-18
CIK 1013866

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                   FORM 10-K/A

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

       c/o Bank One, Arizona, N.A., as Servicer, 201 North Central Avenue,
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

===============================================================================

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


                             Exhibit Index on Page 3
                               Page 2 of 18 Pages.

         This Amendment No. 1 on Form 10-K/A is being filed solely for the purpose of filing a corrected Exhibit 99.1 which shall replace Exhibit 99.1 as originally filed with this Form 10-K.

         Item 14 (c) of Form 10-K is hereby amended in its entirety to read as follows:

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (c) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

             99.1   Annual Servicer's Certificate

             99.2   Annual Statement*

             99.3   Independent Accountants' Report of Coopers &
                    Lybrand L.L.P. on Management's Assertions*

          ---------------------
          * Previously filed.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 18, 1999


                                  Banc One Auto Grantor Trust 1996-B

                                  By: Bank One, Arizona, N.A., as Servicer, on behalf of the Trust

                                  By:       /s Tracie Klein
                                           ---------------------
                                  Name:    Tracie Klein
                                  Title:   Vice President