Form 10-K
period 1998-12-31
BANC ONE ABS CORP
filed 1999-03-29
CIK 1013866

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 333-3457

                       Banc One Auto Grantor Trust 1996-B
                    -----------------------------------------
                    (Issuer with respect to the Certificates)

                            Banc One ABS Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                         31-1467431
             ----                                        -----------
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                    Identification No.)


                201 North Central Avenue, Phoenix, Arizona 85004
                -------------------------------------------------
               (Address of principal executive offices, zip code)

Registrant's telephone number, including area code:  (602) 221-3704
                                                     --------------

Securities Registered pursuant to Section 12(b) of the Act:     None
                                                            -----------

Securities Registered pursuant to Section 12(g) of the Act:     None
                                                            -----------

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

===============================================================================

This Annual Report on Form 10-K is filed in accordance with a no-action letter dated August 16, 1995 issued by the Office of Chief Counsel, Division of Corporation Finance of the Securities and Exchange Commission, to Bank One, Texas, N.A., as originator and servicer of Banc One Auto Trust 1995-A. Consistent with such no-action letter, certain items have been omitted from or modified in this Annual Report on Form 10-K.


                                     PART I

Item 1.  Business
         --------

         Omitted.

Item 2.  Properties
         ----------

         The property of Banc One Auto Grantor Trust 1996-B (the "Trust") consists of certain motor vehicle retail installment sale contracts secured by new or used automobiles, vans or light duty trucks. Information regarding the property of the Trust and the activities of Bank One, Arizona, N.A., as Servicer (the "Servicer"), during the year ended December 31, 1998 is contained in (i) the Annual Servicer's Certificate filed as Exhibit 99.1 hereto and (ii) the Annual Statement prepared by the Servicer and filed as Exhibit 99.2 hereto.

Item 3.  Legal Proceedings
         -----------------

         Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during 1998.


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

         Investor Certificates are held and delivered in book-entry form through the facilities of the Depository Trust Company ("DTC"), a clearing agency registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended. The Certificates are held by Cede & Co, the nominee of DTC.

         The records of DTC indicate that, at December 31, 1998, there were:
         (i) seventeen (17) DTC Participants holding a position in the 6.55% Class A Asset Backed Certificates, Series 1996-B; and (ii) two (2) DTC Participants holding a position in the 6.70% Class B Asset Backed Certificates, Series 1996-B. There is no established public market in which the Certificates are traded.

Item 6.  Selected Financial Data
         -----------------------

         Omitted.

Item 7.  Management's Discussion and Analysis of Financial Condition and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

         BANK ONE CORPORATION ("BANK ONE"), the parent corporation of Bank One, Arizona, N.A. (the "Bank"), continues to execute project plans established by its predecessor companies to assure Year 2000 readiness. Project costs are estimated to reach $350 million over the life of the project. Year 2000 costs incurred through year-end 1998 were approximately $235 million.

         The inventory and assessment phase has been completed for all information and non-information technology. At December 31, 1998, 87% of BANK ONE's affected information technology applications were tested and returned to production. BANK ONE expects that all information technology applications, systems and equipment will be Year 2000 compliant by mid-1999. Ongoing facilities and equipment improvements are expected to result in Year 2000 readiness for non-information systems technology by mid-1999.

         Year 2000 readiness is highly dependent on external entities and is not limited to operating risk. BANK ONE is working extensively with external entities to ensure that their systems will be Year 2000 compliant; however, BANK ONE bears risk and could be adversely affected if outside parties, such as customers, vendors, utilities and government agencies, do not appropriately address Year 2000 readiness issues. In addition, BANK ONE may have increased credit risk related to customers whose ability to repay debt is impaired due to Year 2000 readiness costs or risk or whose collateral becomes impaired due to lack of Year 2000 readiness.

         Detailed contingency plans exist for critical business system applications to mitigate potential problems or delays associated with systems replacements or vendor delivery dates. Critical business processes have been identified, and the most reasonable recovery strategies have been selected. Contingency plans have been documented and validated for effectiveness. BANK ONE will continue to review and validate the scope and content of its contingency plans throughout 1999.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

         Omitted.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         Omitted.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

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

         Omitted.

Item 11. Executive Compensation
         ----------------------

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

         At December 31, 1998, the Certificates were registered in the name of Cede & Co., as nominee of DTC. The records of DTC indicate that, at December 31, 1998, there were eight (8) DTC Participants holding positions in excess of five (5) percent of any class of outstanding Certificates. Such persons are described in the table below:


                                                                   Amount and Nature of
                        Name and Address of                        Beneficial Ownership            Percent of
Title of Class          Beneficial Owners                                $(000's)                     Class
-----------------       -------------------------------            ---------------------         -------------
6.55% Class A Asset     Bank of New York (The)                                $31,100                10.60%
Backed Certificates     925 Patterson Plank Road
Series 1996-B           Secaucus, NJ 07094

                        Boston Safe Deposit and Trust Company                 $19,710                 6.72%
                        c/o Mellon Bank N.A.
                        Three Mellon Bank Center
                        Room 153-3015
                        Pittsburgh, PA 15259

                        Chase Manhattan Bank                                  $39,330                13.40%
                        4 New York Plaza, 13th Floor
                        New York, NY 10004

                        Keybank National Association                          $24,275                 8.27%
                        4900 Tiedeman Road
                        Brooklyn, OH  44144

                        State Street Bank & Trust Company                     $50,159                17.09%
                        Global Corp. Action Dept. JAB5W
                        P.O. Box 1631
                        Boston, MA 02105-1631

                        SSB-Bank Portfolio                                   $107,495                36.63%
                        225 Franklin Street
                        Boston, MA  02110
                                                                               $6,227                50.93%
6.70% Class B Asset     Chase Manhattan Bank
Backed Certificates     4 New York Plaza, 13th Floor
Series 1996-B           New York, NY 10004



                        Citibank, N.A.                                         $6,000                49.07%
                        P.O. Box 30576
                        Tampa, FL  33630-3576


Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

         None.


                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

     (b) Reports on Form 8-K

         (i) Reports on Form 8-K, containing the monthly statements and other information reflecting the Trust's activities:


             Dated:                 Items Reported:
             ------                 ---------------

             February 17, 1998         5 and 7
             March 16, 1998            5 and 7
             April 15, 1998            5 and 7
             May 15, 1998              5 and 7
             June 15, 1998             5 and 7
             July 15, 1998             5 and 7
             August 17, 1998           5 and 7
             September 15, 1998        5 and 7
             October 2, 1998           4 and 7
             October 15, 1998          5 and 7
             November 16, 1998         5 and 7
             December 15, 1998         5 and 7
             January 15, 1999          5 and 7

     (c) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

             99.1    Annual Servicer's Certificate
             99.2    Annual Statement
             99.3 Independent Accountants' Report of Arthur Andersen LLP on Management's Assertions

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 25, 1999

                                   Banc One Auto Grantor Trust 1996-B

                                   By:    Bank One, Arizona, N.A., as Servicer,
                                          on behalf of the Trust

                                   By:    /s/ Tracie H. Klein
                                          -------------------------------
                                   Name:  Tracie H. Klein
                                   Title: Vice President


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

                                INDEX OF EXHIBITS

Exhibit          Description                                         Page
-------          -----------                                         ----

99.1             Annual Servicer's Certificate                         9

99.2             Annual Statement                                     10

99.3             Independent Accountants' Report of                  11-12
                 Arthur Andersen LLP on Management's
                 Assertions